Form 10-K/A
period 1998-12-31
MELLON RESIDENTIAL FUNDING CORP HOME EQ INSTAL LOAN TRU 98-1
filed 1999-07-13
CIK 1077276

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A

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


     ITEM 8.  Financial Statements and Supplementary Data.

     Annual Statement of Compliance

     Independent Accountant's Report


     PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a)  The following is a list of documents filed as part of this report:

     EXHIBITS


     Annual Statement of Compliance

     Independent Accountant's Report



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


                                  By:  /s/Judy L. Gomez
                                  Judy L. Gomez
                                  Assistant Vice President

     Date:  July 12, 1999


     EXHIBIT INDEX

     Exhibit Document

1.1     Annual Statement of Compliance

1.2     Independent Accountant's Report




Alliance
MORTGAGE COMPANY


Michael C. Koster
Executive Vice President
Loan Administration

Annual Statement of Compliance

I certify that:

(I) A review of the activities of the Master Servicing during the period from January 1, 1998 through December 31, 1998 and the Pooling Servicing Agreement (the "Agreement") has been made under my supervision; and

(II) To the best of my knowledge, based on such review, the Master Servicer has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any obligation, such default is listed below: NONE




/s/  Michael C. Koster
Michael C. Koster
Executive Vice President
Alliance Mortgage Company
April 23, 1999






















Post Office Box 2109 Jacksonville, FL  32232-0001 904-281-6299

Mellon Bank                                          Loan Servicing Division
                                                     P.O. Box 149
                                                     Pittsburgh, PA  15230-0149


OFFICER'S CERTIFICATE

MELLON BANK, N.A.

MELLON HOME EQUITY LOAN TRUST 1998-1

     The undersigned, Patrick Ryan, a Vice President of Mellon Bank, N.A., pursuant to Section 3.17 of the Pooling and Servicing Agreement, dated as of June 30, 1998, by and among Mellon Residential Funding Corporation, as Depositor (the "Depositor"), Mellon Bank, N.A., as Seller and Mater Servicer, and Bankers Trust Company of California, N.A., as Trustee (the "Trustee") (the "Agreement"), does hereby certify as follows:

     1. The undersigned is an officer of Mellon Bank, N.A. who is duly authorized to execute and deliver this Officer's Certificate to the Depositor and Trustee pursuant to the Agreement.

     2. A review of the activities of Mellon Bank, N.A. during the year ended December 31, 1998, with regard to its performance under the Agreement has been conducted under the supervision of the undersigned.

     3. To the best knowledge of the undersigned, Mellon Bank, N.A. has fulfilled its obligations under the Agreement throughout such year, and is not in default in the performance, observance or fulfillment of or compliance with any of the terms, provisions covenants and conditions of the Agreement.

            IN WITNESS WHEREOF, the undersigned has executed this Officer's Certificate this 21st day of April, 1999.



MELLON BANK, N.A. as Master Servicer


By: /s/ Patrick Ryan
    Name:  Patrick Ryan
    Title:  Vice President




KPMG
700 Louisiana
Houston, TX 77002
713 319 2000
Fax 713 319 2041


				Independent Auditors' Report


The Board of Directors
Mellon Mortgage Company:


We have examined management's assertion about Mellon Mortgage Company's (the Company) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 1998, included in the accompanying Management Assertion (Residential Mortgage Loan Servicing). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Mellon Mortgage Company has complied in all material respects with the aforementioned minimum servicing standards, except minimum servicing standard I.1. related to ensuring that all custodial and clearing accounts are reconciled on a monthly basis and reconciling items are cleared in a timely manner in the Denver Servicing Center, as of and for the year ended December 31, 1998, is fairly stated, in all material respects.


KPMG LLP


January 22, 1999




Mellon Mortgage
1900 St. James Place
Suite 400
Houston, TX 77066


January 22, 1999



						MANAGEMENT ASSERTION
				(RESIDENTIAL MORTGAGE LOAN SERVICING)


As of the and for the year ended December 31, 1998, Mellon Mortgage Company has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standard I.1. related to ensuring that all custodial and clearing accounts are reconciled on a monthly basis and that reconciling items are cleared in a timely manner in the Denver Servicing Center. As of and for this same period, Mellon Mortgage Company had in effect a fidelity bond in the amount of $300,000,000 and errors and omission policy on the amount of $35,000,000 and did not receive a notice from its insurer (Aetna) that the insurer has taken or intends to take action to cancel, reduce, not renew, or restrictively modify the fidelity or mortgagee's E&O policies for any reason.



Sincerely,


/s/Paul Holmes		/s/Michael L. Kula			/s/Steven G. Froseth
Paul Holmes		Michael L. Kula			Steven G. Froseth
President & CEO	Chief Operating Officer		Chief Financial Officer